Form 10-Q
period 1997-09-30
WILLSCOT EQUIPEMENT LLC
filed 1997-11-14
CIK 1041164

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]               THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1997

                                            OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission File Number: 333-30753

                            WILLSCOT EQUIPMENT, LLC
             (Exact name of Registrant as specified in its Charter)


         Delaware                                           52-2037040
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

8211 Town Center Drive                                          21236
  Baltimore, Maryland                                        (Zip Code)
(Address of principal executive offices)

                                 (410) 931-6000
              (Registrant's telephone number, including area code)

                                      None
             (Former name, former address and former fiscal year -
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No  X
                                               ---      ---

         The Registrant is a wholly-owned subsidiary of Williams Scotsman, Inc., a Maryland corporation. The Registrant meets the conditions set forth in General Instructions (1) (a) and (b) of Form 10-Q and is therefore filing the Form 10-Q with the reduced disclosures format.

                            WILLSCOT EQUIPMENT, LLC

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                          Page
                                                                          ----
         Item 1. Financial Statements


         Balance Sheet at September 30, 1997                                1


         Statements of Operations for the period from
            May 22, 1997 to September 30, 1997 and for the
            three months ended September 30, 1997                           2

         Statement of Cash Flows for the period from
            May 22, 1997 to September 30, 1997                              3



         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           4



PART II  -  OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K                           5

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            WILLSCOT EQUIPMENT, LLC
                                 Balance Sheet
                               September 30, 1997
                                  (Unaudited)


                                                 (dollars in thousands)
         Assets
         ------

Rental equipment, at cost                              $  332,427
   Less accumulated depreciation                           45,510
                                                       ----------
      Net rental equipment                                286,917
                                                       ----------
Other assets                                                1,370
                                                       ----------
                                                       $  288,287
                                                       ==========
    Liabilities and Stockholder's Equity
    ------------------------------------

Due to parent                                          $   16,401
Other liabilities                                           1,408
                                                       ----------
                                                           17,809
                                                       ----------
Stockholder's equity                                      270,478
                                                       ----------
                                                       $  288,287
                                                       ==========


See accompanying notes to consolidated financial statements.

                            WILLSCOT EQUIPMENT, LLC
                            Statements of Operations
                                  (Unaudited)


                                                                  Period from
                                   Three months ended           May 22, 1997 to
                                   September 30, 1997         September 30, 1997
                                   ------------------         ------------------
                                               (dollars in thousands)

Revenues:
   Leasing                              $  8,212                   $  13,421
   Other                                     276                         348
                                        --------                   ---------
         Total revenues                    8,488                      13,769
                                        --------                   ---------
Expenses:
   Management fee expense                  3,998                       6,518
   Depreciation expense                    4,366                       7,127
   Interest expense                          124                         124
                                        --------                   ---------
         Total expense                     8,488                      13,769
                                        --------                   ---------
         Net earnings                   $     --                   $      --
                                        ========                   =========


See accompanying notes to consolidated financial statements.

                            WILLSCOT EQUIPMENT, LLC
                            Statement of Cash Flows
                 Period from May 22, 1997 to September 30, 1997
                                  (Unaudited)

                                                          (dollars in thousands)

Cash flows from operating activities:
    Net earnings                                              $       --
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
               Depreciation                                        7,127
               Increase in other assets                           (1,370)
               Increase in amount due to parent                   16,401
               Increase in other liabilities                       1,408
                                                              ----------
                    Net cash provided by operating activities     23,566

Cash flows from investing activities:
    Rental equipment additions                                   (23,566)
                                                              ----------
                    Net increase in cash                              --

Cash at beginning of period                                           --
                                                              ----------
Cash at end of period                                         $       --
                                                              ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


   Willscot Equipment, LLC (Willscot or the Company) was formed on May 22, 1997 as a wholly-owned special purpose subsidiary of Williams Scotsman, Inc. (Scotsman). The Company was formed to hold certain rental equipment units for which Scotsman has not been able to perfect a first priority lien to secure Scotsman's obligations under its credit facility. All of the assets of Willscot are leased to Scotsman under a master lease agreement, which, in turn, re-leases such assets to third parties. Additionally, Willscot has entered into a management agreement with Scotsman whereby it pays a fee to Scotsman in an amount equal to the rental income (net of depreciation expense and interest paid to Scotsman on intercompany balances) it earns from Scotsman. The Company has no other income or expense and, therefore, earns no net income.

   The Company acts as a full, unconditional and joint and several subordinated guarantor of Scotsman's 9 7/8% Senior Notes. Its operations are limited to the leasing of its assets to Scotsman and issuing the guarantee.

                          PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.


   (a)  Exhibits.

        None

   (b)  Reports on Form 8-K.

        None

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WILLSCOT EQUIPMENT, LLC
                        By: Williams Scotsman, Inc.
                              its Member

                        By: /s/ Gerard E. Keefe
                            -------------------
                            Gerard E. Keefe
                            Senior Vice President and Chief Financial Officer

Dated: November 14, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                                   Capacity                                  Date
           ----                                   --------                                  ----
/s/ Gerard E. Keefe                       Senior Vice President and                  November 14, 1997
--------------------------------          Chief Financial Officer of Member
Gerard E. Keefe                           Of Registrant



/s/ Katherine K. Giannelli                Vice President and Controller              November 14, 1997
---------------------------------         of Member of Registrant
Katherine K. Giannelli
